Form 10QSB
period 2002-09-30
RTR INC
filed 2002-11-15
CIK 1177199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON D.C.

                                   FORM 10-QSB

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

         [_] Transitional Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 2002


                          Commission File No. 000-49932

                                    RTR, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             Delaware                               33-1000768
 --------------------------------- ---------------------------------------
(State of other jurisdiction        (I.R.S. Employer Identification Number)
Of incorporation or organization)

                           C/O Riggs & Associates LLC
                              18 Leonard Farms Way
                             Wethersfield, CT 06109
                    -----------------------------------------
                     Address of principal executive offices


                         Registrant's telephone number,
                                 including area
                               code: 860-529-6500


        Securities registered pursuant to Section 12(b) of the Act: NONE


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

   Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes
                                   [_] No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,000,000
                       ----------------------------------
    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                     PART I



                                    RTR, Inc.
                              Index to Form 10-QSB

    For the period from Inception (April 12, 2002) through September 30, 2002

                                                                                                        Page Nos.
                                                                                                        ---------
   ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

     CONDENSED BALANCE SHEET
       At September 30, 2002                                                                                F-1

     CONDENSED STATEMENT OF OPERATIONS
       For the Period from inception (April 12, 2002) through September 30, 2002                            F-2

     CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY
       For the Period from inception (April 12, 2002) through September 30, 2002                            F-3

     CONDENSED STATEMENT OF CASH FLOWS
       For the Period from inception (April 12, 2002) through September 30, 2002                            F-4

     NOTES TO CONDENSED FINANCIAL STATEMENTS                                                                F-5

RTR, INC.
BALANCE SHEET
September 30, 2002






ASSETS

CURRENT ASSETS
                         Cash                                                     $ 6,330
                                                                            --------------

                            Total current assets                                                $ 6,330
                                                                                            ------------
                                                                                                $ 6,330
                                                                                            ============



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
                         Accrued expenses                                         $ 5,000
                         Due related party                                            234
                         Stockholder advances                                       5,000
                                                                            --------------
                            Total current liabilities                                          $ 10,234
                                                                                            ------------

STOCKHOLDERS' EQUITY
                         Common stock
                          Voting shares, $0.001 par value,
                            10,000,000 shares authorized,
                            9,000,000 shares issued and outstanding                 9,000
                          Accumulated deficit                                     (12,904)
                                                                            --------------
                            Total stockholders' deficit                                          (3,904)
                                                                                            ------------
                                                                                                $ 6,330
                                                                                            ============





See notes to financial statements.

RTR, INC.
STATEMENT OF OPERATIONS
Period from inception (April 16, 2002)
    through September 30, 2002






REVENUE                                                         $       -
                                                        ------------------

GENERAL AND ADMINISTRATIVE
    Consulting fees                            $ 6,000
    Professional fees                            5,000
    Other expenses                               1,904
                                     ------------------
                                                                $  12,904
                                                        ------------------


NET LOSS                                                        $ (12,904)
                                                        ==================


EARNINGS PER SHARE

    Basic                                                        $ (0.001)
                                                        ==================

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING

    Basic                                                       9,000,000
                                                        ==================








See notes to financial statements.

RTR, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Period from inception (April 16, 2002)
   through September 30, 2002




                                Common Stock
                           --------------------
                            Shares    Amount
                           --------- ----------

April 16, 2002 (inception)    0              -



Issuance of Common Stock   9,000,000   $ 9,000

                                  -          -
                           --------- ----------


Balance at May 15, 2001    9,000,000   $ 9,000
                           ========= ==========





                                       Retained
                                       Earnings
                                     ----------

April 16, 2002 (inception)                 $ -


Net loss                               (12,904)
                                     ----------

                                             -
                                     ----------

Total retained earnings              $ (12,904)
                                     ==========


Total stockholders equity             $ (3,904)
                                     ==========



See notes to financial statements.

RTR, INC.
STATEMENT OF CASH FLOWS
Period from inception (April 16, 2002)
    through April 30, 2002



CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                    $ (12,904)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Common stock issued for consulting services                 6,000
  Changes in assets and liabilities:
          Accrued expenses                                         10,234
                                                           ---------------

            Net cash used in operating activities                                   $ 3,330
                                                                            ----------------
    Financing activities:
      Proceeds from issuance of common stock                                          3,000
                                                                            ----------------

            NET INCREASE IN CASH                                                      6,330

CASH AND CASH EQUIVALENTS, Beginning                                                      -
                                                                            ----------------

CASH AND CASH EQUIVALENTS, End                                                      $ 6,330
                                                                            ================


SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS

    Interest                                                                        $     -
                                                                            ================

    Taxes                                                                           $     -
                                                                            ================


See notes to financial statements.
                                        F-4

RTR, Inc.
Notes to Financial Statements


NOTE 1 -- OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Formation

On April 12, 2002 RTR INC was formed as a Delaware corporation for the purpose of entering into a business combination with an operating entity or other purpose as yet to be identified. The corporation issued 3,000,000 shares to an officer/director for $3,000 cash ($0.001 par value), 3,000,000 shares with a fair value of $3000.00 for administrative services rendered by an officer/director of the corporation, and 3,000,000 shares with a fair value of $3000.00 for financial consulting services rendered to an unaffiliated party. RTR INC is filing a registration statement on Form 10-SB to make the Company a reporting entity under the Securities Exchange Act of 1934.


Significant Accounting Policies

Income Taxes -- the Company accounts for income taxes under the asset and liability method. Deferred income taxes and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates for the period in which the differences are expected to reverse.

Use of Estimates in Financial Statements -- Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

Earnings (Loss) per Share-----Earnings (loss) per share are computed based upon the net loss for the period divided by the weighted average shares outstanding during the period.


NOTE 3 -- INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

In that the valuation allowance at April 30, 2002 relates primarily to tax assets associated with net operating losses, management's assessment is that the nature of future taxable income may not allow the Company to realize theses tax benefits of the net operating losses within the prescribed carry forward period. Accordingly, an appropriate valuation allowance has been made.

RTR, Inc.
Notes to Financial Statements


NOTE 3 -- INCOME TAXES



Tax benefit of Net Operating Loss Carryforward-current               $3,300
Valuation allowance                                                 ($3,300)

Net Amount recognized
                                                                     $  -0-
                                                                     ------


NOTE 5---STOCKHOLDER ADVANCES

Stockholder Advances represents advances made by one stockholder/officer of the company. The obligation is unsecured, non-interest bearing and payable on a demand basis.

ITEM 2 - PLAN OF OPERATIONS

Forward Looking Statements

This Form 10-SB contains "forward-looking" statements that involve risks and uncertainties. Forward-looking statements that include statements about future business plans and strategies, and most other statements those are not historical in nature. Because forward-looking statements involve risks and uncertainties, there are factors, including those discussed below, that could cause actual results to be materially different from any future results, performance or achievements expressed or implied. Accordingly, readers should not place undue reliance on forward-looking statements. We undertake no obligation to publicly release the result of any revision of these forward looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.


History of the Company

The Company was incorporated on April 12, 2002, under the laws of the State of Delaware. The Company has never had any operations or assets since inception.


Industry Overview and Opportunity

Currently, the Company is seeking a favorable a business opportunity to acquire. The Company has not entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction as of the date of this filing. The Company continues to investigate, review, and evaluate business opportunities as they become available and will seek to acquire or warrant. The Company cannot now predict what type of business it may enter into or acquire. It is emphasized that the business objectives discussed herein are extremely general and are not intended to be restrictive on the discretion of the Company's management.


Market Overview

It is anticipated that business opportunities will be identified for the Company through its officers and directors and through professional advisors, including members of the financial and legal community.

In seeking a business venture, the decision of management will not be controlled by an attempt to take advantage of any anticipated or perceived appeal of a specific industry, but will be based on the business objective of seeking long-term capital appreciation in the real value of the Company.


Capital Resources

The Company has never had any operations or assets since inception. The Company is fully dependent upon its shareholders to provide sufficient working capital and other services to preserve the integrity of the Company.


Competition

The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. There is no assurance that the Company will be successful in obtaining a suitable business opportunity.


Environmental Matters

The Company is not aware of any environmental liability relating to its operations that would have a material adverse effect on the Company, its business, assets or results of operations.

Inflation

Inflation has not historically been a material effect on the Company's operations and is not expected to have a material impact on the Company or its operations in the future.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

None


ITEM 2.  CHANGES IN SECURITIES

None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.  SUMMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM  6. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, SCHEDUELE AND
                REPORTS ON FORM 8-K


       (a)  The following documents are filed as part of this report:
             (1)(2) FINANCIAL STATEMENTS.
            A list of the Financial Statements filed as part of
                  this Report is set forth in Item 7 and appears at Page F-1 of this Report.

       (a)  (3)    EXHIBITS.
            All of the items below are incorporated by reference to the
                  Registrant's General Form 10-SB and amendments for Registration of Securities as previously filed.



EXHIBITS AND SEC REFERENCE NUMBERS

        Number      Title of Document
        ------      -----------------
        2(a)        Certificate of Incorporation (1)
        2(b)        By-Laws (1)

(1)   Filed as exhibits to Form 10-SB as amended filed September 11, 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            RTR, INC.

November 14, 2002                           By:  /s/ George L. Riggs, III
------------------                          -------------------------
(Date)                                               George L. Riggs, III,
                                                     Treasurer  and Secretary


November 14, 2002                           By:  /s/  Andrew Roth
------------------                          -------------------------------
                                                     President

                            SECTION 302 CERTIFICATION


     I, George L. Riggs, III, certify that:

     1.   I have reviewed this quarterly report on Form 10-QSB of RTR, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

November 14, 2002


                          /s/ George L. Riggs, III
                          --------------------------------------------
                          George L. Riggs, III, Treasurer and
                                           Secretary

                            SECTION 302 CERTIFICATION


     I, Andrew Roth, certify that:

     1.   I have reviewed this quarterly report on Form 10-QSB of RTR, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

November 14, 2002


                                /s/ Andrew Roth
                                -----------------------------------
                                Andrew Roth, President