Form 10KSB
period 2002-12-31
RTR INC
filed 2003-09-08
CIK 1177199

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ending December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from _________ to _________

                        Commission file number: 000-49932
                                    RTR, INC.
                 (Name of small business issuer in its charter)

                Delaware                                33-1000768
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                           C/O Riggs & Associates LLC
                              18 Leonard Farms Way
                             Wethersfield, CT, 06109
                    (Address of Principal executive offices)

                                 (860) 529-6500
                            Issuer's telephone number

Securities registered under Section 12(b) of the "Exchange Act"

Common Share Par Value, $.0001
       (Title of each Class)

Securities registered under Section 12(g) of the Exchange Act:  None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year:  $0.00

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the average bid and asked price of such common equity, as of December 31, 2002 was approximately $-0-

The number of shares of Common Stock outstanding, as of December 31, 2002 was 9,000,000.

Transitional Small Business Disclosure Format (check one): Yes ____; No  X

                                    RTR, INC.
                          ANNUAL REPORT ON FORM 10-KSB

                     FOR FISCAL YEAR ENDED December 31, 2002

                                      INDEX
                                                                        Page No:

PART I..................................................................       3

ITEM 1.           DESCRIPTION OF BUSINESS...............................       3
ITEM 2.           DESCRIPTION OF PROPERTY...............................       5
ITEM 3.           LEGAL PROCEEDINGS.....................................       5
ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDEDRS..............................................       5


PART II.................................................................       6

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS...................................       6
ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                  OPERATION.............................................       7
ITEM 7.           FINANCIAL STATEMENTS..................................       9
ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE................      10


PART III................................................................      10

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                  CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF
                  THE EXCHANGE ACT......................................      10
ITEM 10           EXECUTIVE COMPENSATION................................      10
ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWERNS
                  AND MANGAEMENT........................................      11
ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........      13
ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K......................      13

                                     PART I

Item 1.       DESCRIPTION OF BUSINESS

Business Development:
---------------------

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

Industry Overview and Opportunity

Currently, the Company is seeking a favorable a business opportunity to acquire. Other than the following letter of intent, the Company has not entered into any other agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction as of the date of this filing. If the Company does not consummate the following transaction it will continue to investigate, review, and evaluate business opportunities as they become available. The Company cannot now predict what type of business it may ultimately enter into or acquire. It is emphasized that the business objectives discussed herein are extremely general and are not intended to be restrictive on the discretion of the Company's management.

On July 18 , 2003 the company entered into a non binding "letter of intent" with Vistula Communications Services Limited (Vistula) whereby the company will issues 8,100,000 shares of RTR `s common stock in exchange for all the outstanding shares of Vistula, thereby making Vistula a wholly owned subsidiary of RTR. Prior to the issuance of the new shares the management of RTR intends to cause a 1 for 10 reverse stock split. Vistula is in the Telecommunications Industry.

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

Recent Transaction

On July 18, 2003 the company entered into a nonbinding letter of intent whereby "Vistula Communications Services Limited" (Vistula) Cardlink Services Limited will become wholly owned subsidiaries of the company upon the issuance of 8,100,000 of the Company's voting common stock. Prior to the issuance of the shares, management of RTR will cause a 1 for 10 reverse split (resulting in 900,000 shares outstanding.) Additionally, immediately upon the completion of the merger the combined company will cause a registration statement to be filed containing all shareholders to be selling shareholders. It's the intention of management that there will not be any proceeds from this offering.

Vistula [a company incorporated in Delaware] is a provider of value added services to Tier 1 and Tier 2 Telecommunications Carriers and Transit Network Operators throughout the world. The company has two principal operating divisions: Vistula Limited (US, UK) and Cardlink Services Limited (US, UK). The company maintains offices in Chicago (US) and London (UK). The company is focused on providing high margin services to carriers and network operators. Both are free of long-term debt free.

Cardlink Services Limited has developed a product suite which enables mobile operators throughout the world to process prepayments from "pay-as-you-go" customers electronically. The market for these services is expanding rapidly both in the developed and in the underdeveloped regions; and Cardlink has established a number of key relationships which management believe will be of significant value as new operators throughout the world are signed up. The first of the Cardlink Electronic Top Up (ETU) products was launched in the UK in July 2001 and provided functionality for Vodafone, Orange, MMO2 and T-Mobile. Management believes that the potential for providing ETU services in markets where mobile telephony is growing rapidly will create significant long-term growth for the company. Cardlink typically receives 1% of the total mobile revenues transacted through the Cardlink system. This results in Cardlink being a beneficiary of the increase in mobile telephony revenues without having invested any capital in building infrastructure.

Vistula Limited occupies a similar dynamic as a supplier of wholesale telecommunications services to Tier 1 and Tier 2 carriers. The company owns switching facilities in London and New York and has interconnect agreements with suppliers and customers in both locations. The company has no long-term debt, owns all of its fixed equipment outright and has lines of credit in place enabling it to securing new contracts.

Management, Employees and Consultants

The Company has no employees other than the President and Secretary-Treasurer, who currently do not receive cash compensation.

The Company has entered into a consulting agreement with Christine J. Petraglia of LoBianco LLC, dated July 23, 2003. The Consultant is to provide assistance with regards to developing a corporate image, identifying and analyzing possible strategic alliances with in the industry, identifying possible acquisition candidates, web site development and general business development.

Item 2. DESCRIPTION OF PROPERTY

The Company's executive offices are located at 18 Leonard Farms Way, Wethersfield, CT 06109. It shares about 500 square feet of office space with Riggs & Associates LLC, a business entity owned by the Secretary-Treasurer. The Company does not pay any rent and is not expected to in the future until it moves into other premises There is no lease. The space is adequate for the Company's immediate needs. The phone number of the Company in Wethersfield, CT is: 860-529-6500. The President can also be reached at 917-771-0901.

Item 3.    LEGAL PROCEDINGS

There are no past, pending or, to our knowledge, threatened litigation or administrative action which has or is expected by our management to have a material effect upon our business, financial condition or operations, including any litigation or action involving our officer, director or other key personnel. There have been no changes in the company's accountants, or disagreements with its accountants since its inception.

         Indemnification of Officers and Directors
         -----------------------------------------
         At present we have not entered into individual indemnity agreements with our Officers or Directors. However, our By-Laws and Certificate of Incorporation provide a blanket indemnification that we shall indemnify, to the fullest extent under Delaware law, our director and officer against certain liabilities incurred with respect to their service in such capabilities. In addition, the Certificate of Incorporation provides that the personal liability of our director and officer and our stockholders for monetary damages will be limited.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A majority of shares will needed to be voted to effectuate the reverse split of the common stock of the Company one (1) new share for each ten (10) old shares. It is anticipated that the vote will occur prior to the shares issued to acquire Vistula.

                                     Part II

Item 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

General:
--------
We are authorized to issue 10,000,000 shares of Common Stock, at a par value $.0001 per share. As of June 30, 2003, the latest practicable date, there are 9,000,000 shares of common stock outstanding. The number of record holders of Common Stock as of June 30, 2003 is 3.

Common Stock:
-------------
The holders of Common Stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voting for the election of directors can elect all of the directors then up for election. The holders of Common Stock are entitled to receive ratably such dividends when, as and if declared by the Board of Directors out of funds legally available therefore. In the event we have a liquidation, dissolution or winding up, the holders of Common Stock are entitled to share ratably in all assets remaining which are available for distribution to them after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the Common Stock. Holders of shares of Common Stock, as such, have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to the Common Stock

Price Ranges of Common Stock:
-----------------------------
Market Information

There is no active market for the common stock on the NASD OTC Bulletin Board or otherwise.


Liquidation:
------------
In the event of a liquidation of the Company, all stockholders are entitled to a pro rata distribution after payment of any claims.

Dividend Policy:
----------------
The Company has never declared or paid cash dividends on its common stock and anticipates that all future earnings will be retained for development of its business. The payment of any future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, future earnings, capital requirements, the financial condition of the Company and general business conditions.

Stock Transfer Agent:
---------------------
There is currently no transfer agent for the company securities.

Recent Sales of Unregistered Securities:
----------------------------------------
The information concerning the recent sales of unregistered securities required by Item 5 is incorporated by reference to the information set forth in Item 12 "Certain Relationships and Related Transactions" set forth hereafter

Item 6.    PLAN OF OPERATION

Certain statements in this document are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. The words "expect" "anticipate" and similar words or expressions are to identify forward-looking statements. These statements speak only as of the date of the document; those statements are based on current expectations, are inherently uncertain and should be viewed with caution. Actual results may differ materially from the forward-looking statements as a result of many factors, including changes in economic conditions and other unanticipated events and conditions. It is not possible to foresee or to identify all such factors. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events or circumstances after the date of this document that may affect the accuracy of any forward-looking statement.

Results of Operations:
----------------------
For the Period Ending December 31, 2002

During 2002, the Company did not report any sales from operations. The company is currently in the development stage and its only activity to date has been that of incurring expenses for capital formation, administrative expenses; and professional fees for auditing and legal.

Liquidity and Financial Resources
---------------------------------
As shown in the financial statements, the Company incurred a net loss of $13,000 during the period ended December 31, 2002. At December 31, 2002, current liabilities exceed current assets by $4,000; at the same time, its only source of funding since inception has been sales of common stock and stockholder advances. These factors raise substantial doubt about the Company's ability to continue as a going concern. It is the intention of management to merge with a profitable and active operation. The ultimate success of these measures is not reasonably determinable at this time.

Inflation
---------
The amounts presented in the financial statements do not provide for the effect of inflation on the Company's operations or its financial position. Amounts shown for costs and expenses reflect historical cost and do not necessarily represent replacement cost. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Item 7.    FINANCIAL STATEMENTS

                                     RTR Inc
                          Index to Financial Statements
                                    CONTENTS

INDEPENDENT AUDITORS' REPORT                                                F-2
Consolidated Balance Sheet as of December 31, 2002                          F-3
Consolidated Statement of Operations for the period ended
       December 31, 2002                                                    F-4
Consolidated Statements of Shareholders' Deficit for the period
     ended December 31, 2002                                                F-5
Consolidated Statements of Cash Flows for the period ended
     December 31, 2002                                                      F-6
Consolidated Notes to the Financial Statements                              F-7

                                    RTR, INC.
                          (a development stage entity)

                              FINANCIAL STATEMENTS
                                       AND
                           INDEPENDENT AUDITORS REPORT

                              Period from Inception
                                (April 12, 2002)
                            through December 31, 2002

                            CERTIFIED PUBLIC ACCOUNT
                                 981 ALLEN LANE
                                  P.O. BOX 406
                               WOODMERE, NY 11598
                                  516-569-0520



REPORT OF INDEPENDENT AUDITOR


To the Board of Directors and Stockholders'
     RTR INC.


I have audited the accompanying balance sheet of RTR INC. (a development stage company) as of December 31, 2002 and the related statements of operations, stockholders' equity and cash flows for the period from April 12, 2002 (date of inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RTR INC. (a development stage company) as of December 31, 2002 and the results of its operations and its cash flows for the period from April 12, 2002 (date of inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.



Aaron Stein CPA
Woodmere, New York
August 29, 2003

RTR, INC.
BALANCE SHEET
DECEMBER 31, 2002




ASSETS

CURRENT ASSETS
                         Cash                                                   $    1,384
                         Advances from related parties                                 500
                                                                             --------------

                            Total current assets                                                $   1,884
                                                                                             -------------


                                                                                                $   1,884
                                                                                             =============



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
                         Accrued expenses                                       $      800
                         Due related party                                             259
                         Stockholder advances                                        5,000
                                                                             --------------

                            Total current liabilities                                           $   6,059
                                                                                             -------------

STOCKHOLDERS' EQUITY
                         Common stock
                           Voting shares, $0.001 par value,
                            10,000,000 shares authorized,
                            9,000,000 shares issued and outstanding                  9,000
                          Accumulated deficit                                      (13,175)
                                                                             --------------

                            Total stockholders' deficit                                            (4,175)
                                                                                             -------------

                                                                                                $   1,884
                                                                                             =============




See notes to financial statements.

RTR, INC.
STATEMENT OF OPERATIONS
PERIOD FROM INCEPTION (APRIL 12, 2002)
    THROUGH DECEMBER 31, 2002




REVENUE                                                                                      $         -
                                                                                         -----------------

GENERAL AND ADMINISTRATIVE
    Consulting fees                                                         $    6,500
    Professional fees                                                            4,000
    Other expenses                                                               2,675
                                                                     ------------------
                                                                                             $     13,175
                                                                                         -----------------


NET LOSS                                                                                     $    (13,175)
                                                                                         =================


EARNINGS PER SHARE

    Basic                                                                                    $     (0.001)
                                                                                         =================

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING

    Basic                                                                                       9,000,000
                                                                                         =================







See notes to financial statements.

RTR, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
PERIOD FROM INCEPTION (APRIL 12, 2002)
    THROUGH DECEMBER 31, 2002




                                                     COMMON STOCK
                                            -------------------------------
                                               SHARES           AMOUNT
                                            --------------   --------------

April 16, 2002 (inception)                             -                -



Issuance of Common Stock                        9,000,000          $ 9,000

                                                        -                -
                                            --------------   --------------

Balance at December 31, 2002                    9,000,000          $ 9,000
                                            ==============   ==============





                                                                 DEFICIT
                                                             --------------

April 16, 2002 (inception)                                             $ -


Net loss                                                           (13,175)
                                                             --------------

                                                                         -
                                                             --------------

Total retained earnings                                          $ (13,175)
                                                             ==============



Total stockholders deficit                                        $ (4,175)
                                                             ==============






See notes to financial statements.

RTR, INC.
STATEMENT OF CASH FLOWS
PERIOD FROM INCEPTION (APRIL 12, 2002)
    THROUGH DECEMBER 31, 2002



CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                              $ (13,175)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Common stock issued for consulting services                           6,000
        Changes in assets and liabilities:
          Advances from new related corps                                      (500)
          Accrued expenses                                                    6,059
                                                                     ---------------

            Net cash used in operating activities                                            $ (1,616)
    Financing activities:
      Proceeds from issuance of common stock                                                    3,000
                                                                                      ----------------

            NET INCREASE IN CASH                                                                1,384

CASH AND CASH EQUIVALENTS, Beginning                                                                -
                                                                                      ----------------

CASH AND CASH EQUIVALENTS, End                                                               $  1,384
                                                                                      ================


SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS

    Interest                                                                                 $      -
                                                                                      ================

    Taxes                                                                                    $      -
                                                                                      ================






See notes to financial statements.

RTR, INC. (a development stage entity)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

FORMATION

On April 12, 2002, RTR INC was formed as a Delaware corporation for the purpose of entering into a business combination with an operating entity or other purpose as yet to be identified. The corporation issued 3,000,000 shares to an officer/director for $3,000 cash ($0.001 par value), 3,000,000 shares with a fair value of $3000.00 for administrative services rendered by an officer/director of the corporation, and 3,000,000 shares with a fair value of $3000.00 for financial consulting services rendered to an unaffiliated party. RTR INC has filed a registration statement on Form 10-SB to make the Company a reporting entity under the Securities Exchange Act of 1934.


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


NOTE 2 -- INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities as of December 31, 2002 are as follows:

Tax benefit of Net Operating Loss Carryforward-current                  $4,000
Valuation allowance                                                    ($4,000)
                                                                       --------
Net Amount recognized                                                   $ -0-
                                                                       --------

In that the valuation allowance at December 31, 2002 relates primarily to tax assets associated with net operating losses, management's assessment is that the nature of future taxable income may not allow the Company to realize theses tax benefits of the net operating losses within the prescribed carry forward period. Accordingly, an appropriate valuation allowance has been established.

RTR, INC. (a development stage entity)



NOTES TO FINANCIAL STATEMENTS


NOTE 3---STOCKHOLDER ADVANCES

Stockholder Advances represents advances made by one stockholder/officer of the company. The obligation is unsecured and non-interest bearing and payable on a demand basis.

NOTE 4 ---SUBSEQUENT EVENT

On July 18, 2003 the company entered into a nonbinding letter of intent whereby "Vistula Communications Services Limited" (Vistula) will become a wholly owned subsidiary of the company upon the issuance of 8,100,000 of the Company's voting common stock. Prior to the issuance of the shares, management of RTR will cause a 1 for 10 reverse split (resulting in 900,000 shares outstanding.) Additionally, immediately upon the completion of the merger the combined company will cause a registration statement to be filed containing all shareholders to be selling shareholders. It's the intention of management that there will not be any proceeds from this offering.

VCSI [a company incorporated in Delaware] is a provider of value added services to Tier 1 and Tier 2 Telecommunications Carriers and Transit Network Operators throughout the world. The company has two principal operating divisions: Vistula Limited (US, UK) and Cardlink Services Limited (US, UK). The company maintains offices in Chicago (US) and London (UK). The company is focused on providing unique high margin services to carriers and network operators.

Cardlink Services Limited has developed a product suite which enables mobile operators throughout the world to process prepayments from "pay-as-you-go" customers electronically. The market for these services is expanding rapidly both in the developed and in the underdeveloped regions; and Cardlink has established a number of key relationships which management believe will be of significant value as new operators throughout the world are signed up. The first of the Cardlink Electronic Top Up (ETU) products was launched in the UK in July 2001 and provided functionality for Vodafone, Orange, MMO2 and T-Mobile. Management believes that the potential for providing ETU services in markets where mobile telephony is growing rapidly will create significant long-term growth for the company. Kevin West, Director of Business Systems Vodafone UK, serves on the board of Cardlink. Cardlink typically receives 1% of the total mobile revenues transacted through the Cardlink system. This results in Cardlink being a beneficiary of the increase in mobile telephony revenues without having invested any capital in building infrastructure.

Vistula Limited is a supplier of wholesale telecommunications services to Tier 1 and Tier 2 carriers. The company owns switching facilities in London and New York and has interconnect agreements with suppliers and customers in both locations. The company owns all of its fixed equipment outright and has lines of credit in place.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    Part III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth information with respect to the directors and executive officers as of December 31, 2002 DATE SERVICE

NAME                       AGE          OFFICE                 COMMENCED
Andrew Roth*               52           President              April 12, 2002
George Riggs*              53           Secretary-Treasurer    April 12, 2002
..
*Indicates Board Member

All directors will hold office until the next annual stockholder's meeting and until their successors have been elected or qualified or until their death, resignation, retirement, removal, or disqualification. Vacancies on the board will be filled by a majority vote of the stockholders. Officers of the Company serve at the discretion of the Board of Directors.

Andrew Roth
-----------
Mr. Roth is a businessman and a founder and managing agent for Classic Development Inc., Clay Realty LLC and First Huron LLC. Mr. Roth has over 29 years of experience in real estate acquisition and development. He attended the civil engineering school at City Collage of New York.

George L. Riggs
---------------
Mr. Riggs is a CPA in the states of Connecticut and Vermont. He was the founder and Managing partner of Riggs & Associates, LLP prior to its merger with Centerprise Advisors, a newly formed national financial advisory firm. Mr. Riggs has over 25 years of experience in public accounting, including 13 years as an audit partner at Deloitte & Touche, LLP. He received a B. S. in Business Administration from the University of Hartford and an M.B.A. from the University of Connecticut.

Item 10.      EXECUTIVE COMPENSATION

Compensation  of  Management

None of the named persons has received stock options or other such non-cash compensation during the current fiscal year, other than the shares of the

Company as indicated therein in Item 11. No one has received an annual compensation package of $100,000 or more.

------------------------- ---------- ----------------------------------------- ------------------------------

                                               Annual Compensation                Long Term Compensation
                                                                                 Restricted      Securities
                            Year         Salary         Bonus        Other          Stock          Under
                                                                                   Awards         Options
      Andrew Roth           2002           0              0            0              0              0
       President
      George Riggs          2002           0              0            0              0              0
  Secretary/Treasurer
------------------------- ---------- --------------- ------------ ------------ ---------------- -------------

Director Compensation:
----------------------
Our directors receive no compensation for their services as director, at this time, other than what has already been paid by the issuance of shares of common stock.

Director and Officer Insurance:
-------------------------------
The Company has no directors and officers ("D & O") liability insurance.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 2002, regarding the beneficial ownership of shares of our Common Stock by each person known by us to own five percent or more of the outstanding shares of Common Stock, by each of our Officers, by each of our Directors, and by our Officers and Directors as a group. As of December 31, 2002, there were 9,000,000 shares issued and outstanding of record. As of June 30, 2003, there were 9,000,000 shares issued and outstanding.

Name and Address                      Shares of                     Percentage
of Beneficial Owners*                 Common Stock                As of 12/31/02
--------------------------------------------------------------------------------
Andrew Roth (*)                       3,000,000                        33.3

George Riggs (*)                      3,000,000                        33.3

C&M Management
Consulting, Inc.                      3,000,000                        33.3

Total Officers/Directors as a group:  9,000,000                       100.0
     * Officer and/or Director

Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Issuance of Stock:
------------------

On July 23, 2003, the Company issued 25,000 shares of common stock, (pre any potential reverse split) for the payment of consulting expenses to LoBianco, LLC. These shares were issued for payment of certain Investor and public relations services to be provided to the company.

Item 13.   EXHIBITS
                                Index to Exhibits
--------------------------------------------------------------------------------


     SEC REFERENCE        TITLE OF DOCUMENT
        NUMBER
         3.1              Articles of Incorporation                   (1)
         3.2              Bylaws                                      (1)
         99.1             Certification of President pursuant to
                          18 U.S.C. Section 1350, as adopted
                          Pursuant to section 906 of the
                          Sarbanes-Oxley act of 2002

(1) These documents are hereby incorporated by reference to Form 10SB filed August 20, 2002.


Reports on Form 8-K
The Following Reports on Form 8-k were filed during the last quarter covered by this report:

August 20, 2003:  Item 5, Other Events, Letter of Intent

Item 14. CONTROLS AND PROCEDURES

Information required by Item 307 of Regulation S-B is contained in the principal executive officer and financial officer conclusions (page about the effectiveness of the small business issuer`s disclosure controls and procedures (as defined in Reg. 240.13a-l4c under the securities act of 1934), based upon their evaluations of these controls and procedures a of a date within 90 days of the filing date of this annual report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, RTR, Inc. has duly caused this Report to be signed on behalf of the undersigned thereunto duly authorized on September 8, 2003.

RTR, INC. HOLDINGS OF AMERICA CORP

By /s/ George L. Riggs III
--------------------------------------------
George L. Riggs III Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on September 8, 2003.

Signature                         Title                     Date

/s/ Andrew Ross
---------------------
Andrew Ross                       President                 September 8, 2003

/s/ George L. Riggs III
-------------------------
George L. Riggs III               Treasurer/Secretary       September 8, 2003

CERTIFICATIONS

I, Andrew Roth certify that:

     1.   I have  reviewed  this  annual  report  on  Form  10-KSB  of  National
          Management.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

September 8,  2003                                    /s/ Andrew Roth
                                                      -----------------------
                                                          Andrew Roth
                                                          President

I, George L. Riggs III certify that:

     1.   I have  reviewed  this  annual  report  on  Form  10-KSB  of  National
          Management.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          e)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


September 8, 2003                                   /s/ George L. Riggs III
                                                    -------------------------
                                                       George L. Riggs III
                                                       Secretary/Treasurer