Form 10QSB
period 2003-03-31
RTR INC
filed 2003-09-08
CIK 1177199

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

                      For the Quarter Ended March 31, 2003


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

                                     PART I



                                    RTR, Inc.
                              Index to Form 10-QSB

      For the period from Inception (April 12, 2002) through March 31, 2003


                                                                       Page Nos.
                                                                       ---------

   ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

     CONDENSED BALANCE SHEET
       At March 31, 2003                                                  F-1

     CONDENSED STATEMENT OF OPERATIONS
       For the Three months Ended March 31, 2003 and the
       Period from inception (April 12, 2002) through March 31, 2003      F-2

    CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY
       For the Period from inception (April 12, 2002)
       through March 31, 2003                                             F-3


    CONDENSED STATEMENT OF CASH FLOWS
       For the Three months Ended March 31, 2003 and the
       Period from inception (April 12, 2002) through March 31, 2003      F-4

    NOTES TO CONDENSED FINANCIAL STATEMENTS                               F-5

RTR, INC.
BALANCE SHEET
MARCH 31, 2003




ASSETS

CURRENT ASSETS
                         Cash                                                   $ 845
                         Advances to related parties                              500
                                                                            ----------

                            Total current assets                                          $ 1,345
                                                                                        ----------


                                                                                          $ 1,345
                                                                                        ==========



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
                         Accrued expenses                                       $ 550
                         Due related party                                        259
                         Stockholder advances                                   5,000
                                                                            ----------

                            Total current liabilities                                     $ 5,809
                                                                                        ----------

STOCKHOLDERS' DEFICIT
                         Common stock
                          Voting shares, $0.001 par value,
                            10,000,000 shares authorized,
                            9,000,000 shares issued and outstanding             9,000
                          Accumulated deficit                                 (13,464)
                                                                            ----------

                            Total stockholders' deficit                                    (4,464)
                                                                                        ----------

                                                                                          $ 1,345
                                                                                        ==========

See notes to financial statements

RTR, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2003
AND THE PERIOD FROM INCEPTION (APRIL 16, 2002)
   THROUGH MARCH 31, 2003

                                                                                       FOR THE PERIOD
                                                                                       FROM INCEPTION
                                                            FOR THE THREE             (APRIL 16, 2002)
                                                             MONTHS ENDED                 THROUGH
                                                           MARCH 31, 2003              MARCH 31, 2003

REVENUE                                                    $           --              $            --
                                                          ------------------         -------------------

GENERAL AND ADMINISTRATIVE
   Consulting fees                                         $           --             $           6,500
   Professional fees                                                   --                         4,000
   Other expenses                                                       289                       2,964
                                                          ------------------         -------------------
                                                           $            289           $           13,464
                                                          ------------------         -------------------


NET LOSS                                                   $           (289)          $         (13,464)
                                                          ==================         ===================


EARNINGS PER SHARE

   Basic                                                   $         (0.000)          $          (0.001)
                                                          ==================         ===================

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING

   Basic                                                          9,000,000                   9,000,000
                                                          ==================         ===================

See notes to financial statements

RTR, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (APRIL 16, 2002)
    THROUGH MARCH 31, 2003




                                                           COMMON STOCK
                                               --------------------------------------------
                                                      SHARES                 AMOUNT
                                               ---------------------  ---------------------

April 16, 2002 (inception)                                       --                     --



Issuance of Common Stock                                  9,000,000                $ 9,000


                                               ---------------------  ---------------------

Balance at March 31, 2003                                 9,000,000                $ 9,000
                                               =====================  =====================


                                                                            RETAINED
                                                                            EARNINGS
                                                                      ---------------------

April 16, 2002 (inception)                                                       $      --


Net loss                                                                           (13,464)
                                                                      ---------------------

                                                                                        --
                                                                      ---------------------

Total retained earnings                                                          $ (13,464)
                                                                      =====================



Total stockholders deficit                                                       $  (4,464)
                                                                      =====================

See notes to financial statements

RTR, INC.
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2003
AND THE PERIOD FROM INCEPTION (APRIL 16, 2002)
   THROUGH MARCH 31, 2003

                                                                                                             FOR THE PERIOD
                                                                                                             FROM INCEPTION
                                                                                 FOR THE THREE              (APRIL 16, 2002)
                                                                                 MONTHS ENDED                    THROUGH
                                                                                MARCH 31, 2003               MARCH 31, 2003


CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                                 $ (289)                   $ (13,464)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Common stock issued for  consulting  services 6,000 Changes in assets and liabilities:
         Accrued expenses                                                                     (250)                       5,309
                                                                            -----------------------       ----------------------

           Net cash used in operating activities                                            $ (539)                   $  (2,155)
   Financing activities:
     Proceeds from issuance of common stock                                                      -                        3,000
                                                                            -----------------------       ----------------------

           NET INCREASE IN CASH                                                               (539)                         845

CASH AND CASH EQUIVALENTS, Beginning                                                         1,384                            -
                                                                            -----------------------       ----------------------

CASH AND CASH EQUIVALENTS, End                                                              $  845                    $     845
                                                                            =======================       ======================


SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS

   Interest                                                                                 $    -                          $ -
                                                                            =======================       ======================

   Taxes                                                                                    $    -                          $ -
                                                                            =======================       ======================

See notes to financial statements

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

NOTE 2 -- INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities as of March 31, 2003 are as follows:

Tax benefit of Net Operating Loss Carryforward-current                 $4,000
Valuation allowance                                                   ($4,000)
                                                                       -------
Net Amount recognized                                                  $ -0-
                                                                       -------


In that the valuation allowance at March 31, 2003 relates primarily to tax assets associated with net operating losses, management's assessment is that the nature of future taxable income may not allow the Company to realize theses tax benefits of the net operating losses within the prescribed carry forward period. Accordingly, an appropriate valuation allowance has been established.

RTR, INC. (a development stage entity)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

VCSI [a company incorporated in Delaware] is a provider of value added services to Tier 1 and Tier 2 Telecommunications Carriers and Transit Network Operators throughout the world. The company has two principal operating divisions: Vistula Limited (US, UK) and Cardlink Services Limited (US, UK). The company maintains offices in Chicago (US) and London (UK). The company is focused on providing unique high margin services to carriers and network operators. Both of the operating divisions occupy unique positions within the telecommunications infrastructure. Both are debt free.

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

Vistula Limited occupies a similar dynamic as a supplier of wholesale telecommunications services to Tier 1 and Tier 2 carriers. The company owns switching facilities in London and New York and has interconnect agreements with suppliers and customers in both locations. Vistula is especially well placed to take advantage of the turmoil which has taken place in the telecommunications sector over the past three years and the collapse of a significant number of competitive wholesale providers has meant that margins have increased significantly and the opportunity for well managed and well financed wholesale carriers such as Vistula is significant.

RTR, INC. (a development stage entity)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 ---SUBSEQUENT EVENT (CONTINUED)

The company has no debt, owns all of its fixed equipment outright and has substantial lines of credit in place enabling it to move rapidly on securing new contracts.

The combination of these two specialist service providers provides a unique opportunity for VCSI to be able to continue to create significant compound earnings growth month by month as a result of its unique position in the market place.

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

Recent Transaction

On July 18, 2003 the company entered into a nonbinding letter of intent whereby Vistula will become a wholly owned subsidiary of the company upon the issuance of 8,100,000 of the Company's voting common stock. Prior to the issuance of the shares, management of RTR will cause a 1 for 10 reverse split (resulting in 900,000 shares outstanding.) Additionally, immediately upon the completion of the merger the combined company will cause a registration statement to be filed containing all shareholders to be selling shareholders. It's the intention of management that there will not be any proceeds from this offering.

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

None

ITEM 5.  OTHER INFORMATION

None

ITEM  6. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, SCHEDUELE AND
                REPORTS ON FORM 8-K


       (a) The following documents are filed as part of this report: (1)(2) FINANCIAL STATEMENTS.
            A list of the Financial Statements filed as part of this Report is set forth in Item 1 and appears at Page F-1 of this Report.

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

September 8, 2003                        By:  /s/ George L. Riggs, III
------------------                          -------------------------
(Date)                                        George L. Riggs, III,
                                              Treasurer and Secretary


September 8, 2003                        By:  /s/  Andrew Roth
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

September 8, 2003


                                  /s/ George L. Riggs, III
                                  George L. Riggs, III, Treasurer and Secretary

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

September 8, 2003


                                                     /s/ Andrew Roth
                                                     Andrew Roth, President