Form 10QSB
period 2003-06-30
RTR INC
filed 2003-09-09
CIK 1177199

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

                       For the Quarter Ended June 30, 2003


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

                                     PART I



                                    RTR, Inc.
                              Index to Form 10-QSB

      For the period from Inception (April 12, 2002) through June 30, 2003


                                                                       Page Nos.
                                                                       ---------
   ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

     CONDENSED BALANCE SHEET
       At June 30, 2003                                                   F-1

     CONDENSED STATEMENT OF OPERATIONS
       For the Six months ended June 30, 2003 and the
       Period from inception (April 12, 2002) through June 30, 2003       F-2

     CONDENSED STATEMENT OF OPERATIONS
       For the Three months ended June 30, 2003 and the
       Period from inception (April 12, 2002) through June 30, 2002       F-3

    CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY
       For the Period from inception  (April 12,  2002)
       through June 30, 2003                                              F-4

    CONDENSED STATEMENT OF CASH FLOWS
       For the Six months ended June 30, 2003 and the
       Period from inception (April 12, 2002) through June 30, 2003       F-5

    NOTES TO CONDENSED FINANCIAL STATEMENTS                               F-6

RTR, INC.
BALANCE SHEET
JUNE 30, 2003



ASSETS

CURRENT ASSETS
                         Cash                                                       $ 806
                         Advances to related parties                                  500
                                                                            --------------

                            Total current assets                                                $ 1,306
                                                                                            ------------


                                                                                                $ 1,306
                                                                                            ============



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
                         Accrued expenses                                           $ 550
                         Due related party                                            259
                         Stockholder advances                                       5,000
                                                                            --------------

                            Total current liabilities                                           $ 5,809
                                                                                            ------------

STOCKHOLDERS' DEFICIT
                         Common stock
                          Voting shares, $0.001 par value,
                            10,000,000 shares authorized,
                            9,000,000 shares issued and outstanding                 9,000
                          Accumulated deficit                                     (13,503)
                                                                            --------------

                            Total stockholders' deficit                                          (4,503)
                                                                                            ------------

                                                                                                $ 1,306
                                                                                            ============

RTR, INC.
STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2003
AND THE PERIOD FROM INCEPTION (APRIL 16, 2002)
   THROUGH JUNE 30, 2003
                                                           FOR THE PERIOD
                                                           FROM INCEPTION
                                     FOR THE SIX          (APRIL 16, 2002)
                                     MONTHS ENDED             THROUGH
                                    JUNE 30, 2003          JUNE 30, 2003

REVENUE                              $      --              $      --
                                     -----------            -----------

GENERAL AND ADMINISTRATIVE
   Consulting fees                   $      --              $     6,500
   Professional fees                        --                    4,000
   Other expenses                            328                  3,003
                                     -----------            -----------
                                     $       328            $    13,503
                                     -----------            -----------


NET LOSS                             $      (328)           $   (13,503)
                                     ===========            ===========


EARNINGS PER SHARE

   Basic                             $    (0.000)           $    (0.002)
                                     ===========            ===========

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING

   Basic                               9,000,000              9,000,000
                                     ===========            ===========

RTR, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2003
AND THE PERIOD FROM INCEPTION (APRIL 16, 2002)
   THROUGH JUNE 30, 2002
                                                            FOR THE PERIOD
                                                            FROM INCEPTION
                                      FOR THE THREE        (APRIL 16, 2002)
                                      MONTHS ENDED             THROUGH
                                     JUNE 30, 2003          JUNE 30, 2002

REVENUE                              $      --              $      --
                                     -----------            -----------

GENERAL AND ADMINISTRATIVE
   Consulting fees                   $      --              $     6,000
   Professional fees                        --                    2,500
   Other expenses                             39                    518
                                     -----------            -----------
                                     $        39            $     9,018
                                     -----------            -----------


NET LOSS                             $       (39)           $    (9,018)
                                     ===========            ===========


EARNINGS PER SHARE

   Basic                             $    (0.000)           $    (0.001)
                                     ===========            ===========

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING

   Basic                               9,000,000              9,000,000
                                     ===========            ===========

RTR, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (APRIL 16, 2002)
    THROUGH JUNE 30, 2003




                                                           COMMON STOCK
                                               --------------------------------------------
                                                      SHARES                 AMOUNT
                                               ---------------------  ---------------------

April 16, 2002 (inception)                                      --                      --



Issuance of Common Stock                                  9,000,000                $ 9,000


                                               ---------------------  ---------------------

Balance at June 30, 2003                                  9,000,000                $ 9,000
                                               =====================  =====================



                                                                            RETAINED
                                                                            EARNINGS
                                                                      ---------------------

April 16, 2002 (inception)                                                       $      --


Net loss                                                                           (13,503)
                                                                      ---------------------

                                                                                         -
                                                                      ---------------------

Total retained earnings                                                          $ (13,503)
                                                                      =====================



Total stockholders equity                                                        $  (4,503)
                                                                      =====================

RTR, INC.
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2003
AND THE PERIOD FROM INCEPTION (APRIL 16, 2002)
   THROUGH JUNE 30, 2003

                                                                              FOR THE PERIOD
                                                                              FROM INCEPTION
                                                              FOR THE SIX     APRIL 16, 2002)
                                                             MONTHS ENDED         THROUGH
                                                            JUNE 30, 2003      JUNE 30, 2003


CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                  $   (328)           $(13,503)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Common stock issued for consulting services              6,000
       Changes in assets and liabilities:
         Accrued expenses                                        (250)              5,309
                                                             --------            --------

           Net cash used in operating activities             $   (578)           $ (2,194)
   Financing activities:
     Proceeds from issuance of common stock                      --                 3,000
                                                             --------            --------

           NET INCREASE IN CASH                                  (578)                806

CASH AND CASH EQUIVALENTS, Beginning                            1,384                --
                                                             --------            --------

CASH AND CASH EQUIVALENTS, End                               $    806            $    806
                                                             ========            ========


SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS

   Interest                                                  $   --              $   --
                                                             ========            ========

   Taxes                                                     $   --              $   --
                                                             ========            ========

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

NOTE 2 -- INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities as of June 30, 2003 are as follows:

Tax benefit of Net Operating Loss Carryforward-current                   $4,000
Valuation allowance                                                     ($4,000)
                                                                        --------
Net Amount recognized                                                    $ -0-
                                                                        --------

In that the valuation allowance at June 30, 2003 relates primarily to tax assets associated with net operating losses, management's assessment is that the nature of future taxable income may not allow the Company to realize theses tax benefits of the net operating losses within the prescribed carry forward period. Accordingly, an appropriate valuation allowance has been established.

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

None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.  SUMMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, SCHEDULE AND
        REPORTS ON FORM 8-K


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